Form 10QSB
period 2002-09-30
MAS ACQUISITION XLVI CORP
filed 2002-11-06
CIK 1103053

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2002

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

     As of September 30, 2002, the Registrant has outstanding 10,000 shares of Common Stock.


                 MAS Acquisition XLVI Corp.

                       Form 10-QSB

                    Quarterly Report

                   September 30, 2002


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Unaudited Financial Statements                         Page
     Balance Sheet at September 30, 2002                     3
     Statements of Operations for the three months and
        nine months ended September 30, 2001 and 2002 and
        the period from inception (January 6, 1997)
        to September 30, 2002                                4
     Statements of Cash Flows for the nine months
        ended September 30, 2001 and 2002 and the period
        from inception (January 6, 1997)
        to September 30, 2002                                5
     Notes to Unaudited Financial Statements                 6

(2) Management's Discussion and Analysis or
        Plan of Operation                                    8

PART II.OTHER INFORMATION                                    9

SIGNATURES                                                  10

CERTIFICATION                                               11



                MAS Acquisition XLVI Corp.
               (A Development Stage Company)
                      Balance Sheet
                   September 30, 2002
                       (Unaudited)

Assets
Current assets:
  Total current assets                            $      -
                                                  ========


Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -
                                                  --------

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   10,000 shares issued and
   outstanding                                          10
   Paid in capital                                   3,101
   (Deficit) accumulated during the
    development stage                               (3,111)
                                                  --------
     Total liabilities and stockholders' equity   $      -
                                                  ========












Read the accompanying notes to the financial statements.

                                      3

                              MAS Acquisition XLVI Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                        Three Months              Nine Months          Inception
                                     Ended September 30,       Ended September 30,  January 6, 1997)
                                -----------------------------  --------------------        to
                                    2001             2002         2001       2002  September 30, 2002
                                ------------      -----------  --------    --------  ---------------
Revenue                         $        -        $       -    $      -    $      -     $       -

Costs and expenses:
 General and Administrative              -              300         300         900         3,111
                                ----------        ---------    --------    --------     ----------
   Net (loss)                   $        -        $    (300)  $    (300)   $   (900)   $   (3,111)
                                ==========        =========   =========    ========     ==========

Per share information:

 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted            10,000           10,000      10,000      10,000         10,000
                                 =========        =========   =========    ========      =========

 (Loss) per share -
 basic and fully diluted         $    (.00)       $    (.03)  $   (.03)    $  (.09)      $    (.31)
                                 =========        =========   =========    ========      =========









Read the accompanying notes to the financial statements.



                            MAS Acquisition XLVI Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                   Nine Months             Inception
                                                Ended September 30,    (January 6, 1997)
                                               ------------------------      to
                                                  2001         2002     September 30,
2002
                                               -----------  ----------- --------------
Cash Flows From Operating Activities:
Net cash provided by (used in)
  operating activities                          $      -    $      -       $        -
                                                --------    ---------      ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -            -               -
                                                --------    ---------      ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -            -               -
                                                --------    ---------      ----------
Net increase (decrease) in cash and
  cash equivalents                                     -            -               -
                                                --------    ---------      ----------
Beginning cash and cash equivalents                    -            -               -
                                                --------    ---------      ----------
Ending cash and cash equivalents                $      -    $       -      $        -
                                                ========    =========      ==========







Read the accompanying notes to the financial statements.


                                          5

                        MAS Acquisition XLVI Corp.
                      (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                          September 30, 2002

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

Results of Operations - Inception (January 6, 1997) through September 30, 2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2002.

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

A. Exhibits
        Exhibit 99.1 Certification

B. Reports on Form 8-K
        None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS Acquisition XLVI Corp.


Date: October 17, 2002

                           By: /s/ Aaron Tsai
                           ----------------------------------
                           Aaron Tsai
                           Chief Executive Officer
                           Treasurer and Director

CERTIFICATIONS

I, Aaron Tsai, certify that:

1.	         I have reviewed this quarterly report on Form 10-QSB of MAS
Acquisition XLVI Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. I are responsible for, establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 17, 2002
       By: /s/ Aaron Tsai
       Aaron Tsai
       Chief Executive Officer and Principal Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)


In connection with the Quarterly Report of MAS Acquisition XLVI Corp. (the Company), on Form 10-QSB for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission (the Report), I, Aaron Tsai, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to $ 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. $ 1350), that to my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/ s /    Aaron Tsai

Aaron Tsai
Chief Executive Officer and Principal Financial Officer

October 17, 2002